Form 10-Q
period 2026-06-30
Apogee Acquisition Corp
filed 2026-08-20
CIK 2102123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 20, 2026, there were 17,720,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

APOGEE ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

APOGEE ACQUISITION CORP
CONDENSED BALANCE SHEETS

	June 30, 2026 (unaudited)	December 31, 2025
ASSETS
Current Assets:
Cash	$390,951	$-
Prepaid expenses	167,145	34,806
Total Current Assets	558,096	34,806
Cash held in trust	174,798,579	-
Deferred offering costs	-	104,903
Total Assets	$175,356,675	$139,709

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accrued offering costs	$-	$97,835
Accrued expenses	19,832	-
Related party payable	44,851	55,750
Total Current Liabilities	64,683	153,585
Deferred underwriting commission	6,000,000	-
Total Liabilities	6,064,683	153,585

Commitments and contingencies (Note 6)
Class A ordinary shares, $0.0001 par value; 17,250,000 shares subject to possible redemption at $10.13 per share	174,798,579	-

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, 470,000 and none issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	47	-
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 5,750,000 shares issued and outstanding(1)	575	575
Additional paid-in capital	-	24,425
Accumulated deficit	(5,507,209)	(38,876)
Total Shareholders’ Deficit	(5,506,587)	(13,876)
Total Liabilities and Shareholders’ Deficit	$175,356,675	$139,709

(1)	Includes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). The underwriter fully exercised the over-allotment option on April 8, 2026. As such, no Class B ordinary shares were forfeited. On March 31, 2026, the Sponsor surrendered, for no consideration, 3,833,333 founder shares. Amounts have been retroactively restated to reflect the surrendered shares.

The accompanying notes are an integral part of these unaudited condensed financial statements.

APOGEE ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
Formation and operating expenses	$303,013	$358,013
Total operating expenses	(303,013)	(358,013)

Other income
Investment income on investments held in Trust	1,436,079	1,436,079
Total other income	1,436,079	1,436,079

Net income	$1,133,066	$1,078,066

Weighted average redeemable ordinary shares outstanding basic and diluted(1)	15,923,077	7,910,221
Basic and diluted net income per redeemable ordinary share	$0.08	$0.16

Weighted average non-redeemable ordinary shares outstanding basic and diluted(1)	6,183,846	5,968,122
Basic and diluted net loss per non-redeemable ordinary share	$(0.01)	$(0.03)

(1)	Excludes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). The underwriter fully exercised the over-allotment option on April 8, 2026. As such, no Class B ordinary shares were forfeited. On March 31, 2026, the Sponsor surrendered, for no consideration, 3,833,333 founder shares. Amounts have been retroactively restated to reflect the surrendered shares.

The accompanying notes are an integral part of these unaudited condensed financial statements.

APOGEE ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A		Class B		Additional
	Ordinary Shares		Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Deficit
Balance, December 31, 2025	-	$-	5,750,000	$575	$24,425	$(38,876)	$(13,876)
Net loss	-	-	-	-	-	(55,000)	(55,000)
Balance, March 31, 2026	-	-	5,750,000	575	24,425	(93,876)	(68,876)
Proceeds from private placement	470,000	47	-	-	4,699,953	-	4,700,000
Public warrants, fair value	-	-	-	-	2,611,113	-	2,611,113
Public rights, fair value	-	-	-	-	1,331,579	-	1,331,579
Offering costs allocated to private placement	-	-	-	-	(199,985)	-	(199,985)
Accretion of carrying value to redemption value	-	-	-	-	(8,467,085)	(6,546,399)	(15,013,484)
Net income	-	-	-	-	-	1,133,066	1,133,066
Balance, June 30, 2026	470,000	$47	5,750,000	$575	$-	$(5,507,209)	$(5,506,587)

(1)	Includes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). The underwriter fully exercised the over-allotment option on April 8, 2026. As such, no Class B ordinary shares were forfeited. On March 31, 2026, the Sponsor surrendered, for no consideration, 3,833,333 founder shares. Amounts have been retroactively restated to reflect the surrendered shares.

The accompanying notes are an integral part of these unaudited condensed financial statements.

APOGEE ACQUISITION CORP
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2026
Cash Flows From Operating Activities:
Net income	$1,078,066
Investment income on investments held in Trust	(1,436,079)
Change in operating assets and liabilities:
Accrued expenses	19,832
Prepaid expenses	(132,339)
Net Cash Used in Operating Activities	(470,520)

Cash Flows From Investing Activities:
Cash deposited into Trust account	(173,362,500)
Net Cash Used in Investing Activities	(173,362,500)

Cash Flow From Investing Activities:
Proceeds from Initial Public Offering	172,500,000
Proceeds from private placement	4,700,000
Repayment to related party	(10,899)
Payment of offering costs	(2,965,130)
Net Cash Provided by Financing Activities	174,223,971

Net change in cash	390,951
Cash at beginning of period	-
Cash at end of period	$390,951
Supplemental Schedule of Non-Cash Financing Activities:
Non cash deferred underwriting commission	$6,000,000
Deferred offering costs included in accrued expenses at the Initial Public Offering	$74,889
Accretion of carrying value to redemption value	$15,013,484

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from November 11, 2025 (inception) through June 30, 2026, relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below and, after our Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it received if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Going Concern Considerations

As of June 30, 2026, the Company had cash of $390,951 and a working capital of $493,413.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern”, the Company has until July 8, 2027 to consummate a Business Combination. The Company has no approved plan in place to extend the business combination deadline beyond July 8, 2027 if the Company does not complete a Business Combination within that timeframe. If a Business Combination is not consummated by July 8, 2027, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the timing of liquidation raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these unaudited condensed financial statements. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 8, 2027.

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

The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2026 and December 31, 2025.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit and cash held in the trust with a financial institution, which, at times, may exceed the Securities Investor Protection Corporation (“SIPC”) limit. As of June 30, 2026, the cash and investments held in the trust in excess of the SIPC limit was $174,298,579. As of June 30, 2026, the operating cash held in excess of the FDIC limit was $140,951. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s unaudited condensed financial statements.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering” and Topic 5T – “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s).”

Deferred offering costs consist of costs incurred in connection with preparation for the Initial Public Offering, which include professional and registration fees incurred. Deferred offering costs, together with the underwriting discounts and commissions, were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. As of June 30, 2026 and December 31, 2025 the Company had offering costs of $0 and $104,903, respectively.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Net Income (Loss) per Ordinary Share

Net income (loss) per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 750,000 Class B ordinary shares held by the Sponsor that are subject to forfeiture depending on the extent to which the over-allotment option is exercised by the underwriters (see Note 6). As of June 30, 2026 and December 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except per share amounts):

	Three Months Ended
	June 30, 2026
	Redeemable ordinary shares	Non-Redeemable ordinary shares
Basic and diluted net income (loss) per ordinary share numerator:
Interest income	$1,436,079	$-
Less: Allocation of expenses	(218,253)	(84,760)
Total	$1,217,826	$(84,760)

Basic and diluted net income (loss) per ordinary share denominator:
Weighted-average ordinary shares outstanding	15,923,077	6,183,846
Basic and diluted net income (loss) per ordinary share	$0.08	$(0.01)

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except per share amounts):

	Six Months Ended
	June 30, 2026
	Redeemable ordinary shares	Non-Redeemable ordinary shares
Basic and diluted net income (loss) per ordinary share numerator:
Interest income	$1,436,079	$-
Less: Allocation of expenses	(204,056)	(153,957)
Total	$1,232,023	$(153,957)

Basic and diluted net income (loss) per ordinary share denominator:
Weighted-average ordinary shares outstanding	7,910,221	5,968,122
Basic and diluted net income (loss) per ordinary share	$0.16	$(0.03)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature. See Note 10.

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

Investments held in trust is a level 1 asset.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the unaudited condensed balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the unaudited condensed balance sheet date.

Warrant Instruments

The Company accounts for the Public Warrants issued in connection with the Initial Public Offering and the Private Placement Warrants issued in connection with the private placement in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging.” Under ASC 815-40, the Public Warrants (as defined below) and the Private Placement Warrants meet the criteria for equity treatment and as such will be recorded in shareholder’s equity. If the Public Warrants and Private Placement Warrants no longer meet the criteria for equity treatment, they will be recorded as a liability and remeasured each period with changes recorded in the unaudited condensed statements of operations.

Rights

The Company accounts for the Rights issued in connection with the Initial Public Offering and the Private Placement Rights included in the Private Placement Units in accordance with the guidance contained in FASB ASC 815. Under ASC 815-40, the Rights (as defined below) and the Private Placement Rights meet the criteria for equity treatment and as such will be recorded in shareholder’s deficit. If the Rights and Private Placement Rights no longer meet the criteria for equity treatment, they will be recorded as a liability and remeasured each period with changes recorded in the unaudited condensed statements of operations.

Class A Ordinary Shares Subject to Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, “Distinguishing Liabilities from Equity”, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

The Class A ordinary shares subject to redemption reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$172,500,000
Less: Proceeds allocated to public warrants	(2,611,113)
Less: Proceeds allocated to public rights	(1,331,579)
Less: Class A ordinary share issuance costs	(8,772,213)
Add: Remeasurement of carrying value to redemption value	15,013,484
Class A ordinary shares subject to possible redemption – June 30, 2026	$174,798,579

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

On February 19, 2026 and February 20, 2026, the Sponsor transferred 50,000 Founder Shares to each of the Company’s independent director nominees and 80,000 Founder Shares to the Company’s Chief Operating Officer, respectively, in each case, at the original purchase price share of $0.003 per share (see Note 10). On March 31, 2026, the Company’s Chief Operating Officer transferred 20,000 Founder Shares to the Sponsor at a purchase price of $0.004 per share. As a result, the Sponsor currently holds 5,490,000 Founder Shares, each of the independent directors holds 50,000 Founder Shares and the Chief Operating Officer holds 60,000 Founder Shares. The Founder Shares transferred to the independent directors and the Chief Operating Officer were not subject to forfeiture in the event the underwriters’ over-allotment option was not exercised. The shares were transferred in connection with services to be provided as public company directors or officers. The estimated fair value of these shares was $494,000 as of April 8, 2026, the closing date of the Initial Public Offering. The fair value of shares will be recognized as an expense when the initial business combination is probable.

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

General and Administrative Services

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor or an affiliate thereof a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. Expenses incurred under the agreement were $30,000 and $30,000, respectively, for the three and six months ended June 30, 2026. Unpaid fees were $30,000 and $0, respectively, as of June 30, 2026 and December 31, 2025.

Financial and Accounting Services

On November 19, 2025, the Company entered into an agreement (the “Brio Agreement”) with Brio Financial Group (“Brio Financial”), pursuant to which Brio Financial will provide certain financial and accounting services to the Company, including, but not limited to, assisting the Company with developing and documenting a monthly and quarterly accounting closing process, preparing financial statements, maintaining the Company’s accounting system and its internal debt and equity ledgers, preparing the Management Discussion and Analysis of Financial Condition and Results of Operations portion of quarterly and annual reports, and assisting the Company in connection with the Initial Public Offering. Under the Brio Agreement, the Company agreed to pay Brio Financial a fixed price of $22,500 for initial services, $7,000 per S-1 amendment, subject to a cap of $14,000, $7,500 for the IPO Form 8-K filing, $7,000 for each filing on Form 10-Q and $12,500 for each filing on Form 10-K. Additionally, the Company agreed to pay a fixed monthly rate of $6,000 for Chief Financial Officer services provided by Ian Rhodes. Pursuant to the terms of the Brio Agreement, Mr. Rhodes will be compensated for travel and other out-of-pocket costs and will be entitled to indemnification and director and officer insurance. Either the Company or Brio Financial may terminate the Brio Agreement at any time, for any reason, within 10 days of written notice to the other party. Mr. Rhodes is a Director at Brio Financial but otherwise does not hold any ownership interest in Brio Financial. Expenses incurred under the Brio Agreement were $63,500, for the three and six months ended June 30, 2026. Unpaid fees were $0, as of June 30, 2026 and December 31, 2025.

Unsecured Promissory Note

The Sponsor agreed to loan the Company up to $300,000 under an unsecured promissory note to be used for a portion of the expenses of the Initial Public Offering. These loans were non-interest bearing, unsecured and were due upon the earlier of June 30, 2026, the closing of the Initial Public Offering, or an earlier event of default. The promissory note was settled in full at the closing of the Initial Public Offering and is no longer available to the Company.

Related party payable

The Sponsor has paid certain expenses on behalf of the Company. As of June 30, 2026 and December 31, 2025, the balance due the related party was $30,000 and $55,750, respectively.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. The units would be identical to the private placement units sold in the private placement. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2026 and December 31, 2025, no Working Capital Loan agreement had been entered into and no amounts were outstanding.

Legal and Consulting Services

LawVisory PLLC (“LawVisory”), a law firm founded and managed by Jeffrey Smith, the Company’s Chairman, Chief Executive Officer and President, provides legal and consulting services to the Company, billed at LawVisory’s standard rates for unaffiliated clients, and receives reimbursement of reasonable expenses. Mr. Smith bills no time and receives no fees for services he provides to the Company, although as LawVisory’s founder and managing attorney he has an indirect economic interest in amounts paid to the firm. No services were provided prior to the Initial Public Offering. Expenses incurred for the period from the Initial Public Offering through June 30, 2026, were $14,851. The unpaid balance as of June 30, 2026 and December 31, 2025, was $14,851 and $0, respectively.

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

Capital Markets Advisory Agreement

On May 28, 2026, the Company entered into a capital markets advisory agreement (the “Advisory Agreement”) with the representative of the underwriters, ARC Group Securities LLC (“ARC Group”), to serve as its capital markets advisor during a 90 calendar day period, commencing on May 28, 2026. As compensation for ARC Group’s services, the Company paid and recorded an expense to ARC Group a fee of $120,000 during the three months ended June 30, 2026. There was no unpaid balance as of June 30, 2026. If a private placement takes place, ARC Group will be entitled to a transaction fee, payable in cash, equal to 4% of the fair market value of all of the consideration (including, without limitation, cash and contingent payments) paid by investors for the Company’s securities issued in connection with a private placement transaction before the deduction of expenses related to a private placement transaction, including the fee payable to ARC Group. ARC Group is also entitled to reimbursement of certain incurred expenses. The Company also granted ARC Group a right of first refusal commencing from during the term of the Advisory Agreement and for a period of twelve months thereafter to act as the lead placement agent in the case of any private placement of the Company’s equity, debt or equity-linked securities in connection with the initial Business Combination in the Advisory Agreement.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preferred Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were 470,000 and 0 Class A Ordinary Shares issued and outstanding respectively, excluding 172,250,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. On March 31, 2026, the Sponsor surrendered, for no consideration, 3,833,333 founder shares. Amounts have been retroactively restated to reflect the surrendered shares. As of June 30, 2026 and December 31, 2025, there were 5,750,000 Class B ordinary shares issued and outstanding, up to 750,000 of which are subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. The underwriter fully exercised the over-allotment option on April 8, 2026. As such, no Class B ordinary shares were forfeited.

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

NOTE 8 — WARRANTS

There were 21,950,000 and 0, respectively, warrants outstanding as of June 30, 2026 and December 31, 2025. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets.

Formation and operating expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews formation and operating expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation and operating expenses, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All segment items included in net loss are reported on the unaudited condensed statements of operations and described within their respective disclosures.

All segment items are included in assets and liabilities on the condensed balance sheets and described within their respective disclosures.

NOTE 10 — FAIR VALUE MEASURES

The fair value of the Public and Private Warrants is measured under Level 3 in the fair value hierarchy as of April 8, 2026. The fair value of Public Warrants was determined using Black-Scholes Simulation Model.

The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance.

The market assumptions used to determine fair value as follows:

As of April 8, 2026
Term	5 years
Dividends	$0
Risk Free Rate	3.92%
Probability of an Initial Business Combination	19.00%
Volatility	5.00%

The fair value of the Public and Private Rights is measured under Level 3 in the fair value hierarchy as of April 8, 2026.

The Public Rights have been classified within shareholders’ deficit and will not require remeasurement after issuance.

The market assumptions used to determine fair value as follows:

As of April 8, 2026
Market adjustment (1)	19.00%

(1)	Includes probability of an Initial Business Combination and other factors

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date through August 20, 2026, the date that the unaudited condensed financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events, that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 11, 2025 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had net income of $1,133,066, which consisted of investment income on investments held in Trust of $1,436,079, partially offset by formation and operating expenses of $303,013.

For the six months ended June 30, 2026, we had net income of $1,078,066, which consisted of investment income on investments held in Trust of $1,436,079, partially offset by formation and operating expenses of $358,013.

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

For the six months ended June 30, 2026, cash used in operating activities was $470,520, which consisted of net income of $1,078,066, offset by investment income on investments held in Trust of $1,436,079 and the net decrease in assets and liabilities of $112,507.

For the six months ended June 30, 2026 cash used in investing activities was $173,362,500, which consisted of the funds deposited into the Trust.

For the six months ended June 30, 2026 cash provided by financing activities was $174,223,970, which consisted of the proceeds from the Initial Public Offering and private placement, partially offset by offering costs.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. The units would be identical to the private placement units sold in the private placement. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2026 and December 31, 2025, no Working Capital Loan agreement had been entered into and no amounts were outstanding.

Going Concern

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern”, the Company has until July 8, 2027 to consummate a Business Combination. We have no approved plan in place to extend the business combination deadline beyond July 8, 2027 if we do not complete a Business Combination within that timeframe. If a Business Combination is not consummated by July 8, 2027, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the timing of liquidation raises substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance of these unaudited condensed financial statements. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after July 8, 2027.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Capital Markets Advisory Agreement

On May 28, 2026, we entered into a capital markets advisory agreement (the “Advisory Agreement”) with the representative of the underwriters, ARC Group Securities LLC (“ARC Group”), to serve as our capital markets advisor during a 90 calendar day period, commencing on May 28, 2026. As compensation for ARC Group’s services, we agreed to pay ARC Group a fee of $120,000, which was earned and payable upon execution of the Advisory Agreement. If a private placement takes place, ARC Group will be entitled to a transaction fee, payable in cash, equal to 4% of the fair market value of all of the consideration (including, without limitation, cash and contingent payments) paid by investors for the Company’s securities issued in connection with a private placement transaction before the deduction of expenses related to a private placement transaction, including the fee payable to ARC Group. ARC Group is also entitled to reimbursement of certain incurred expenses. We also granted ARC Group a right of first refusal commencing from during the term of the Advisory Agreement and for a period of twelve months thereafter to act as the lead placement agent in the case of any private placement of the Company’s equity, debt or equity-linked securities in connection with the initial Business Combination in the Advisory Agreement.

Financial and Accounting Services

On November 19, 2025, we entered into an agreement (the “Brio Agreement”) with Brio Financial Group (“Brio Financial”), pursuant to which Brio Financial provides certain financial and accounting services to the Company. Under the Brio Agreement, the Company agreed to pay Brio Financial a fixed price of $22,500 for initial services, $7,000 per S-1 amendment, subject to a cap of $14,000, $7,500 for the IPO Form 8-K filing, $7,000 for each filing on Form 10-Q and $12,500 for each filing on Form 10-K. Additionally, the Company agreed to pay a fixed monthly rate of $6,000 for Chief Financial Officer services provided by Ian Rhodes. Pursuant to the terms of the Brio Agreement, Mr. Rhodes will be compensated for travel and other out-of-pocket costs and will be entitled to indemnification and director and officer insurance. Either the Company or Brio Financial may terminate the Brio Agreement at any time, for any reason, within 10 days of written notice to the other party. Mr. Rhodes is a Director at Brio Financial but otherwise does not hold any ownership interest in Brio Financial. Expenses incurred under the Brio Agreement were $63,500, for the three and six months ended June 30, 2026. Unpaid fees were $0, as of June 30, 2026 and December 31, 2025.

Legal and Consulting Services

LawVisory PLLC (“LawVisory”), a law firm founded and managed by Jeffrey Smith, the Company’s Chairman, Chief Executive Officer and President, provides legal and consulting services to the Company, billed at LawVisory’s standard rates for unaffiliated clients, and receives reimbursement of reasonable expenses. Mr. Smith bills no time and receives no fees for services he provides to the Company, although as LawVisory’s founder and managing attorney he has an indirect economic interest in amounts paid to the firm. No services were provided prior to the Initial Public Offering. Expenses incurred for the period from the Initial Public Offering through June 30, 2026, were $14,851. The unpaid balance as of June 30, 2026 and December 31, 2025, was $14,851 and $0, respectively.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2026, we have the following critical accounting estimates: fair value of public and private warrants and rights.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the quarterly period ended June 30, 2026, due to material weaknesses in internal controls related to the review of Company’s liabilities and related party transactions.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Final Prospectus and below. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Final Prospectus and below.

There is substantial doubt about our ability to continue as a going concern.

In connection with our assessment of going concern considerations in accordance with applicable accounting standards, we have until July 8, 2027 to consummate a Business Combination. We have no approved plan in place to extend the business combination deadline beyond July 8, 2027 if we do not complete a Business Combination within that timeframe. If a Business Combination is not consummated by July 8, 2027, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the timing of liquidation raises substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance of these unaudited condensed financial statements. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after July 8, 2027.

We have identified material weaknesses in our internal control over financial reporting as of June 30, 2026. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may materially and adversely affect our business and operating results.

Our management and our audit committee concluded that a disclosure in regard to related parties was not disclosed within the notes to our financial statements. As a result, we identified a material weakness in our internal controls over financial reporting. See “Note 5-Related Parties – Legal and Consulting Services” to our financial statements included elsewhere in this Quarterly Report for a discussion about the related party transaction. In addition, our management identified a material weakness in internal controls related to the review of accrued liabilities. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
3.1(1)	Amended and Restated Memorandum and Articles of Association of the Company.
4.1(1)	Warrant Agreement, dated April 6, 2026, between the Company and Efficiency.
10.1(1)	Rights Agreement, dated April 6, 2026, between the Company and Efficiency.
10.2(1)	Insider Letter Agreement, dated April 6, 2026, among the Company, its directors and officers and Apogee Acquisition Sponsor LLC.
10.3(1)	Investment Management Trust Agreement, dated April 6, 2026, between the Company and Efficiency.
10.4(1)	Registration Rights Agreement, dated April 6, 2026, among the Company and certain security holders.
10.5(1)	Private Placement Units Purchase Agreement, dated April 6, 2026, between the Company and Apogee Acquisition Sponsor LLC.
10.6(1)	Administrative Services Agreement, dated April 6, 2026, between the Company and Apogee Acquisition Sponsor LLC.
10.7(1)	Form of Indemnity Agreement.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Exchange Act nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 10, 2026 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOGEE ACQUISITION CORP

Date: August 20, 2026	By:	/s/ Jeffrey Smith
	Name:	Jeffrey Smith
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 20, 2026
	By:	/s/ Ian Rhodes
	Name:	Ian Rhodes
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)