Form 10-Q/A
period 2026-06-30
Apogee Acquisition Corp
filed 2026-10-19
CIK 2102123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Apogee Acquisition Corp (the “Company”) is filing this Amendment No. 1 on Form 10-Q (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, originally filed with the Securities and Exchange Commission on August 20, 2026 (the “Original Report”). This Amendment reflects revisions to the Notes to the Interim Financial Statements, including the portion of proceeds from the sale of the private placement units contributed to the trust account in Note 4, and the number of private placement units, outstanding Class A ordinary shares subject to possible redemption and warrants previously reported in Notes 4, 7 and 8, respectively. There was no impact to the Balance Sheets, Statements of Operations, Statements of Changes in Shareholders’ Deficit or Statement of Cash Flows.

APOGEE ACQUISITION CORP

FORM 10-Q/A FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

APOGEE ACQUISITION CORP
CONDENSED BALANCE SHEETS

	June 30, 2026 (unaudited)	December 31, 2025
ASSETS
Current Assets:
Cash	$390,951	$-
Prepaid expenses	167,145	34,806
Total Current Assets	558,096	34,806
Cash held in trust	174,798,579	-
Deferred offering costs	-	104,903
Total Assets	$175,356,675	$139,709

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accrued offering costs	$-	$97,835
Accrued expenses	19,832	-
Related party payable	44,851	55,750
Total Current Liabilities	64,683	153,585
Deferred underwriting commission	6,000,000	-
Total Liabilities	6,064,683	153,585

Commitments and contingencies (Note 6)
Class A ordinary shares, $0.0001 par value; 17,250,000 shares subject to possible redemption at $10.13 per share	174,798,579	-

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, 470,000 and none issued and outstanding (excluding 17,250,000 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025, respectively	47	-
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 5,750,000 shares issued and outstanding(1)	575	575
Additional paid-in capital	-	24,425
Accumulated deficit	(5,507,209)	(38,876)
Total Shareholders’ Deficit	(5,506,587)	(13,876)
Total Liabilities and Shareholders’ Deficit	$175,356,675	$139,709

(1)	Includes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). The underwriter fully exercised the over-allotment option on April 8, 2026. As such, no Class B ordinary shares were forfeited. On March 31, 2026, the Sponsor surrendered, for no consideration, 3,833,333 founder shares. Amounts have been retroactively restated to reflect the surrendered shares.

The accompanying notes are an integral part of these unaudited condensed financial statements.

APOGEE ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
Formation and operating expenses	$303,013	$358,013
Total operating expenses	(303,013)	(358,013)

Other income
Investment income on cash held in Trust	1,436,079	1,436,079
Total other income	1,436,079	1,436,079

Net income	$1,133,066	$1,078,066

Weighted average redeemable ordinary shares outstanding basic and diluted(1)	15,923,077	7,910,221
Basic and diluted net income per redeemable ordinary share	$0.08	$0.16

Weighted average non-redeemable ordinary shares outstanding basic and diluted(1)	6,183,846	5,968,122
Basic and diluted net loss per non-redeemable ordinary share	$(0.01)	$(0.03)

(1)	Includes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). The underwriter fully exercised the over-allotment option on April 8, 2026. As such, no Class B ordinary shares were forfeited. On March 31, 2026, the Sponsor surrendered, for no consideration, 3,833,333 founder shares. Amounts have been retroactively restated to reflect the surrendered shares.

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

Cash Flows From Financing Activities:
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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting commissions and Permitted Withdrawals (as defined below) on the interest income earned on the funds held in the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering, $10.05 per Unit sold in the Initial Public Offering, including proceeds of the sale of the Private Placement Units, was held in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, in an interest-bearing demand deposit account, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company for Permitted Withdrawals, and up to $100,000 of interest to pay dissolution expenses, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.05 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.05 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has it independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations, and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for the Company’s initial Business Combination and redemptions could be reduced to less than $10.05 per Public Share. In such event, the Company may not be able to complete its initial Business Combination, and the Public Shareholders would receive such lesser amount per share in connection with any redemption of their Public Shares. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Final Prospectus filed with the SEC on April 8, 2026 and the audited balance sheet as of April 8, 2026 included in the Company’s Current Report on Form 8-K filed with the SEC on April 14, 2026.

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

Net Income (Loss) per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 750,000 Class B ordinary shares held by the Sponsor that are subject to forfeiture depending on the extent to which the over-allotment option is exercised by the underwriters (see Note 5). The Company has not considered the effect of the 17,720,000 warrants and the 17,720,000 rights (convertible into 3,544,000 Class A ordinary shares) sold in the Initial Public Offering and the Private Placement in the calculation of diluted net income (loss) per share, because their exercise or conversion is contingent upon the consummation of a Business Combination. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the periods presented. Investment income on the Trust Account is allocated to the redeemable ordinary shares, which alone are entitled to the funds in the Trust Account, and expenses are allocated pro rata between redeemable and non-redeemable ordinary shares based on their weighted average shares outstanding.

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

Cash held in trust, which consists of a demand deposit account is a level 1 asset.

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

Warrant Instruments

The Company accounts for the Public Warrants issued in connection with the Initial Public Offering and the Private Placement Warrants issued in connection with the private placement in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging.” Under ASC 815-40, the Public Warrants (as defined below) and the Private Placement Warrants meet the criteria for equity treatment and as such will be recorded in shareholders’ deficit. If the Public Warrants and Private Placement Warrants no longer meet the criteria for equity treatment, they will be recorded as a liability and remeasured each period with changes recorded in the unaudited condensed statements of operations.

Rights

The Company accounts for the Rights issued in connection with the Initial Public Offering and the Private Placement Rights included in the Private Placement Units in accordance with the guidance contained in FASB ASC 815. Under ASC 815-40, the Rights (as defined below) and the Private Placement Rights meet the criteria for equity treatment and as such are recorded in shareholders’ deficit. If the Rights and Private Placement Rights no longer meet the criteria for equity treatment, they will be recorded as a liability and remeasured each period with changes recorded in the unaudited condensed statements of operations.

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

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 17,250,000 Units (including full exercise of the over-allotment option for 2,250,000 units) at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share, one redeemable warrant (“Public Warrant”) and one right to receive one-fifth (1/5) of a Class A ordinary share upon the consummation of an initial Business Combination (“Public Right”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per full share, subject to adjustment (see Note 8).

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company in a private placement sold 470,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit (the “Private Placement”), for an aggregate purchase price of $4,700,000. Each Private Placement Unit consisting of one Class A ordinary share (the “Private Placement Shares”), one warrant (the “Private Placement Warrants”) and one right to receive one-fifth (1/5) of a Class A ordinary share upon the consummation of an initial Business Combination (“Private Placement Right”). Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants and Private Placement Rights will expire worthless. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) and the Private Placement Rights (including the Class A ordinary shares issuable upon conversion of the Private Placement Rights) will not be transferable, assignable or salable until 30 days after the completion of an initial Business Combination, subject to certain exceptions.

NOTE 5 — RELATED PARTIES

Founder Shares

On November 20, 2025, the Sponsor received 9,583,333 of the Company’s Class B ordinary shares (the “Founder Shares”) in exchange for a payment of $25,000 to a vendor. On March 31, 2026, the Sponsor surrendered, for no consideration, 3,833,333 founder shares. Amounts have been retroactively restated to reflect the surrendered shares.

Up to 750,000 Founder Shares held by the Sponsor were subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option is exercised, so that the number of Founder Shares would have collectively represented 25% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering (excluding any Private Placement Shares). The underwriter fully exercised the over-allotment option on April 8, 2026. As such, no Class B ordinary shares were forfeited.

On February 19, 2026 and February 20, 2026, the Sponsor transferred 50,000 Founder Shares to each of the Company’s independent director nominees and 80,000 Founder Shares to the Company’s Chief Operating Officer, respectively, in each case, at the original purchase price share of $0.003 per share. On March 31, 2026, the Company’s Chief Operating Officer transferred 20,000 Founder Shares to the Sponsor at a purchase price of $0.004 per share. As a result, the Sponsor currently holds 5,490,000 Founder Shares, each of the independent directors holds 50,000 Founder Shares and the Chief Operating Officer holds 60,000 Founder Shares. The Founder Shares transferred to the independent directors and the Chief Operating Officer were not subject to forfeiture in the event the underwriters’ over-allotment option was not exercised. The shares were transferred in connection with services to be provided as public company directors or officers. The estimated fair value of these shares was $494,000 as of April 8, 2026, the closing date of the Initial Public Offering. The fair value of shares will be recognized as an expense when the initial business combination is probable.

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

General and Administrative Services

The Company entered into an agreement, commencing on the date the Company’s securities were first listed on Nasdaq through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor or an affiliate thereof a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. Expenses incurred under the agreement were $30,000 and $30,000, respectively, for the three and six months ended June 30, 2026. Unpaid fees were $30,000 and $0, respectively, as of June 30, 2026 and December 31, 2025.

Financial and Accounting Services

On November 19, 2025, the Company entered into an agreement (the “Brio Agreement”) with Brio Financial Group (“Brio Financial”), pursuant to which Brio Financial will provide certain financial and accounting services to the Company, including, but not limited to, assisting the Company with developing and documenting a monthly and quarterly accounting closing process, preparing financial statements, maintaining the Company’s accounting system and its internal debt and equity ledgers, preparing the Management Discussion and Analysis of Financial Condition and Results of Operations portion of quarterly and annual reports, and assisting the Company in connection with the Initial Public Offering. Under the Brio Agreement, the Company agreed to pay Brio Financial a fixed price of $22,500 for initial services, $7,000 per S-1 amendment, subject to a cap of $14,000, $7,500 for the IPO Form 8-K filing, $7,000 for each filing on Form 10-Q and $12,500 for each filing on Form 10-K. Additionally, the Company agreed to pay a fixed monthly rate of $6,000 for Chief Financial Officer services provided by Ian Rhodes. Pursuant to the terms of the Brio Agreement, Mr. Rhodes will be compensated for travel and other out-of-pocket costs and will be entitled to indemnification and director and officer insurance. Either the Company or Brio Financial may terminate the Brio Agreement at any time, for any reason, upon 10 days’ written notice to the other party. Mr. Rhodes is a Director at Brio Financial but otherwise does not hold any ownership interest in Brio Financial. Expenses incurred under the Brio Agreement were $63,500, for the three and six months ended June 30, 2026. Unpaid fees were $0, as of June 30, 2026 and December 31, 2025.

Unsecured Promissory Note

The Sponsor agreed to loan the Company up to $300,000 under an unsecured promissory note to be used for a portion of the expenses of the Initial Public Offering. These loans were non-interest bearing, unsecured and were due upon the earlier of June 30, 2026, the closing of the Initial Public Offering, or an earlier event of default. The promissory note was settled in full at the closing of the Initial Public Offering and is no longer available to the Company. No amounts were outstanding under the promissory note as of June 30, 2026 or December 31, 2025.

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

Legal and Consulting Services

LawVisory PLLC (“LawVisory”), a law firm founded and managed by Jeffrey Smith, the Company’s Chairman, Chief Executive Officer and President, provides legal and consulting services to the Company, billed at LawVisory’s standard rates for unaffiliated clients, and receives reimbursement of reasonable expenses. Mr. Smith bills no time and receives no fees for services he provides to the Company, although as LawVisory’s founder and managing attorney he has an indirect economic interest in amounts paid to the firm. No services were provided prior to the Initial Public Offering. Expenses incurred for the period from the Initial Public Offering through June 30, 2026, were $14,851. The unpaid balance as of June 30, 2026 and December 31, 2025, was $14,851 and $0, respectively. Subsequent to June 30, 2026, the Company terminated its agreement with LawVisory.

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

Capital Markets Advisory Agreement

On May 28, 2026, the Company entered into a capital markets advisory agreement (the “Advisory Agreement”) with the representative of the underwriters, ARC Group Securities LLC (“ARC Group”), to serve as its capital markets advisor during a 90 calendar day period, commencing on May 28, 2026. As compensation for ARC Group’s services, the Company paid and recorded an expense to ARC Group a fee of $120,000 during the three months ended June 30, 2026. There was no unpaid balance as of June 30, 2026. If a private placement takes place, ARC Group will be entitled to a transaction fee, payable in cash, equal to 4% of the fair market value of all of the consideration (including, without limitation, cash and contingent payments) paid by investors for the Company’s securities issued in connection with a private placement transaction before the deduction of expenses related to a private placement transaction, including the fee payable to ARC Group. ARC Group is also entitled to reimbursement of certain incurred expenses. The Company also granted ARC Group a right of first refusal during the term of the Advisory Agreement and for a period of twelve months thereafter to act as the lead placement agent in the case of any private placement of the Company’s equity, debt or equity-linked securities in connection with the initial Business Combination in the Advisory Agreement.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were 470,000 and 0 Class A Ordinary Shares issued and outstanding respectively, excluding 17,250,000 Class A ordinary shares subject to possible redemption.

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

NOTE 8 — WARRANTS AND RIGHTS

As of June 30, 2026 and December 31, 2025, there were 17,720,000 warrants (consisting of 17,250,000 Public Warrants and 470,000 Private Placement Warrants) and no warrants outstanding, respectively. The Public Warrants will become exercisable on the later of (a)  the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its best efforts to file, and within 60 days following a Business Combination to have declared effective, a registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. Notwithstanding the above, if the Class A ordinary share is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of Warrants When the Price per Class A ordinary share Equals or Exceeds $18.00 — Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant;

●	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period to each warrant holder; and

●	if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganization, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the Company calls the warrants for redemption as described in this paragraph, its management will have the option to require any holder that wishes to exercise their warrant following the notice of redemption to do so on a cashless basis. In the case of such a cashless exercise, each holder would pay the exercise price by surrendering the Public Warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” less the exercise price of the warrants by (y) the fair market value. The “fair market value” as used in the preceding sentence shall mean the volume weighted average price of the Class A ordinary shares for the 5 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of the public warrants. If its management takes advantage of this option, the notice of redemption will contain the information necessary to calculate the number of Class A ordinary shares to be received upon exercise of the warrants, including the “fair market value” in such case.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. In addition, the Private Placement Warrants may be exercised for cash or on a cashless basis, are not redeemable by the Company and are entitled to registration rights.

Rights

As of June 30, 2026 and December 31, 2025, there were 17,720,000 rights (consisting of 17,250,000 Public Rights and 470,000 Private Placement Rights) and no rights outstanding, respectively. Each holder of a right will receive one-fifth (1/5) of one Class A ordinary share upon the consummation of an initial Business Combination, without paying additional consideration. No fractional shares will be issued upon conversion of the rights. If the Company is unable to complete a Business Combination within the Combination Period and liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. The rights are governed by the Rights Agreement dated April 6, 2026 between the Company and Efficiency INC., as rights agent.

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

All segment items included in net income (loss) are reported on the unaudited condensed statements of operations and described within their respective disclosures.

All segment items are included in assets and liabilities on the condensed balance sheets and described within their respective disclosures.

NOTE 10 — FAIR VALUE MEASURES

The fair value of the Public and Private Warrants is measured under Level 3 in the fair value hierarchy as of April 8, 2026. The fair value of Public Warrants was determined using Black-Scholes Option Pricing Model.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (as amended, the “Quarterly Report”) to “we,” “us” or the “Company” refer to Apogee Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors and references to the “Sponsor” refer to Apogee Acquisition Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Capital Markets Advisory Agreement

On May 28, 2026, we entered into a capital markets advisory agreement (the “Advisory Agreement”) with the representative of the underwriters, ARC Group Securities LLC (“ARC Group”), to serve as our capital markets advisor during a 90 calendar day period, commencing on May 28, 2026. As compensation for ARC Group’s services, we agreed to pay ARC Group a fee of $120,000, which was earned and payable upon execution of the Advisory Agreement. If a private placement takes place, ARC Group will be entitled to a transaction fee, payable in cash, equal to 4% of the fair market value of all of the consideration (including, without limitation, cash and contingent payments) paid by investors for the Company’s securities issued in connection with a private placement transaction before the deduction of expenses related to a private placement transaction, including the fee payable to ARC Group. ARC Group is also entitled to reimbursement of certain incurred expenses. We also granted ARC Group a right of first refusal during the term of the Advisory Agreement and for a period of twelve months thereafter to act as the lead placement agent in the case of any private placement of the Company’s equity, debt or equity-linked securities in connection with the initial Business Combination in the Advisory Agreement.

Financial and Accounting Services

On November 19, 2025, we entered into an agreement (the “Brio Agreement”) with Brio Financial Group (“Brio Financial”), pursuant to which Brio Financial provides certain financial and accounting services to the Company. Under the Brio Agreement, the Company agreed to pay Brio Financial a fixed price of $22,500 for initial services, $7,000 per S-1 amendment, subject to a cap of $14,000, $7,500 for the IPO Form 8-K filing, $7,000 for each filing on Form 10-Q and $12,500 for each filing on Form 10-K. Additionally, the Company agreed to pay a fixed monthly rate of $6,000 for Chief Financial Officer services provided by Ian Rhodes. Pursuant to the terms of the Brio Agreement, Mr. Rhodes will be compensated for travel and other out-of-pocket costs and will be entitled to indemnification and director and officer insurance. Either the Company or Brio Financial may terminate the Brio Agreement at any time, for any reason, upon 10 days’ written notice to the other party. Mr. Rhodes is a Director at Brio Financial but otherwise does not hold any ownership interest in Brio Financial. Expenses incurred under the Brio Agreement were $63,500, for the three and six months ended June 30, 2026. Unpaid fees were $0, as of June 30, 2026 and December 31, 2025.

Legal and Consulting Services

LawVisory PLLC (“LawVisory”), a law firm founded and managed by Jeffrey Smith, the Company’s Chairman, Chief Executive Officer and President, provides legal and consulting services to the Company, billed at LawVisory’s standard rates for unaffiliated clients, and receives reimbursement of reasonable expenses. Mr. Smith bills no time and receives no fees for services he provides to the Company, although as LawVisory’s founder and managing attorney he has an indirect economic interest in amounts paid to the firm. No services were provided prior to the Initial Public Offering. Expenses incurred for the period from the Initial Public Offering through June 30, 2026, were $14,851. The unpaid balance as of June 30, 2026 and December 31, 2025, was $14,851 and $0, respectively. Subsequent to June 30, 2026, the Company terminated its agreement with LawVisory.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the quarterly period ended June 30, 2026, due to material weaknesses in internal control over financial reporting related to (i) the identification, approval and disclosure of related party transactions and (ii) the review of accrued and related party liabilities.

Changes in Internal Control over Financial Reporting

Other than the identification of the material weaknesses described above, there was no change in our internal control over financial reporting during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weaknesses

Management, with the oversight of the audit committee, is implementing a remediation plan. The material weaknesses will not be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that they are operating effectively.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Final Prospectus and below. As of the date of this Quarterly Report, except for the risk factors set forth below, there have been no material changes to the risk factors disclosed in our Final Prospectus.

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

Our management and our audit committee concluded that a disclosure in regard to related parties was not disclosed within the notes to our financial statements. As a result, we identified a material weakness in our internal controls over financial reporting. See “Note 5-Related Parties – Legal and Consulting Services” to our financial statements included elsewhere in this Quarterly Report for a discussion about the related party transaction. In addition, our management identified a material weakness in internal controls related to the review of accrued and related party liabilities. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 8, 2026, we consummated the Initial Public Offering of 17,250,000 Units, which included the full exercise by the underwriters of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $172,500,000. ARC Group Securities LLC acted as sole book-running manager of the Initial Public Offering. The securities sold in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-294102). The registration statement became effective on April 6, 2026.

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

Of the gross proceeds received from the Initial Public Offering and the proceeds of the sale of the Private Placement Units, an aggregate of $173,362,500 ($10.05 per Unit) was placed in the Trust Account.

We incurred a total of $8,972,198 in offering costs, consisting of $2,387,500 cash underwriting fee (net of expense reimbursement of $612,500) (see additional discussion in Note 6 of the unaudited condensed financial statements contained elsewhere in this Quarterly Report), $6,000,000 deferred underwriting fee and $584,698 of other offering costs. For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
3.1(1)	Amended and Restated Memorandum and Articles of Association of the Company.
4.1(1)	Warrant Agreement, dated April 6, 2026, between the Company and Efficiency INC., as warrant agent.
4.2(1)	Rights Agreement, dated April 6, 2026, between the Company and Efficiency INC., as rights agent.
10.1(1)	Insider Letter Agreement, dated April 6, 2026, among the Company, its directors and officers and Apogee Acquisition Sponsor LLC.
10.2(1)	Investment Management Trust Agreement, dated April 6, 2026, between the Company and Efficiency INC., as trustee.
10.3(1)	Registration Rights Agreement, dated April 6, 2026, among the Company and certain security holders.
10.4(1)	Private Placement Units Purchase Agreement, dated April 6, 2026, between the Company and Apogee Acquisition Sponsor LLC.
10.5(1)	Administrative Services Agreement, dated April 6, 2026, between the Company and Apogee Acquisition Sponsor LLC.
10.6(1)	Form of Indemnity Agreement.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Exchange Act nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 10, 2026 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOGEE ACQUISITION CORP

Date: October 16, 2026	By:	/s/ Jeffrey Smith
	Name:	Jeffrey Smith
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: October 16, 2026
	By:	/s/ Ian Rhodes
	Name:	Ian Rhodes
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)