Form 10-Q
period 2026-09-30
Apogee Acquisition Corp
filed 2026-11-13
CIK 2102123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

As of November 13, 2026, there were 17,720,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

APOGEE ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

APOGEE ACQUISITION CORP
CONDENSED BALANCE SHEETS

	September 30, 2026 (unaudited)	December 31, 2025
ASSETS
Current Assets:
Cash	$286,457	$-
Prepaid expenses	135,169	34,806
Total Current Assets	421,626	34,806
Cash held in trust	176,337,175	-
Deferred offering costs	-	104,903
Total Assets	$176,758,801	$139,709

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accrued offering costs	$-	$97,835
Accrued expenses	29,895	-
Related party payable	-	55,750
Total Current Liabilities	29,895	153,585
Deferred underwriting commission	6,000,000	-
Total Liabilities	6,029,895	153,585

Commitments and contingencies (Note 6)
Class A ordinary shares, $0.0001 par value; 17,250,000 shares subject to possible redemption at $10.22 per share	176,337,175	-

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, 470,000 and none issued and outstanding (excluding 17,250,000 shares subject to possible redemption) as of September 30, 2026 and December 31, 2025, respectively	47	-
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 5,750,000 shares issued and outstanding(1)	575	575
Additional paid-in capital	-	24,425
Accumulated deficit	(5,608,891)	(38,876)
Total Shareholders’ Deficit	(5,608,269)	(13,876)
Total Liabilities and Shareholders’ Deficit	$176,758,801	$139,709

(1)	Includes an aggregate of 750,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). The underwriter fully exercised the over-allotment option on April 8, 2026. As such, no Class B ordinary shares were forfeited. On March 31, 2026, the Sponsor surrendered, for no consideration, 3,833,333 founder shares. Amounts have been retroactively restated to reflect the surrendered shares.

The accompanying notes are an integral part of these unaudited condensed financial statements.

APOGEE ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026
Formation and operating expenses	$101,682	$459,695
Total operating expenses	(101,682)	(459,695)

Other income
Investment income on investments held in Trust, net of fees	1,538,596	2,974,675
Total other income	1,538,596	2,974,675

Net income	$1,436,914	$2,514,980

Weighted average redeemable ordinary shares outstanding basic and diluted	17,250,000	11,057,692
Basic and diluted net income per redeemable ordinary share	$0.08	$0.24

Weighted average non-redeemable ordinary shares outstanding basic and diluted	6,220,000	6,051,282
Basic and diluted net loss per non-redeemable ordinary share	$(0.00)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

APOGEE ACQUISITION CORP UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A		Class B		Additional
	Ordinary Shares		Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2025(1)	-	$-	5,750,000	$575	$24,425	$(38,876)	$(13,876)
Net loss	-	-	-	-	-	(55,000)	(55,000)
Balance, March 31, 2026(1)	-	-	5,750,000	575	24,425	(93,876)	(68,876)
Proceeds from private placement	470,000	47	-	-	4,699,953	-	4,700,000
Public warrants, fair value	-	-	-	-	2,611,113	-	2,611,113
Public rights, fair value	-	-	-	-	1,331,579	-	1,331,579
Offering costs allocated to private placement	-	-	-	-	(199,985)	-	(199,985)
Accretion of carrying value to redemption value	-	-	-	-	(8,467,085)	(6,546,399)	(15,013,484)
Net income	-	-	-	-	-	1,133,066	1,133,066
Balance, June 30, 2026	470,000	47	5,750,000	575	-	(5,507,209)	(5,506,587)
Accretion of carrying value to redemption value	-	-	-	-	-	(1,538,596)	(1,538,596)
Net income	-	-	-	-	-	1,436,914	1,436,914
Balance, September 30, 2026	470,000	$47	5,750,000	$575	$-	$(5,608,891)	$(5,608,269)

(1)	Includes an aggregate of 750,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). The underwriter fully exercised the over-allotment option on April 8, 2026. As such, no Class B ordinary shares were forfeited. On March 31, 2026, the Sponsor surrendered, for no consideration, 3,833,333 founder shares. Amounts have been retroactively restated to reflect the surrendered shares.

The accompanying notes are an integral part of these unaudited condensed financial statements.

APOGEE ACQUISITION CORP
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2026
Cash Flows From Operating Activities:
Net income	$2,514,980
Adjustments to reconcile net income to net cash used in operating activities:
Investment income on investments held in Trust, net of fees	(2,974,675)
Change in operating assets and liabilities:
Accrued expenses	29,895
Prepaid expenses	(100,363)
Net Cash Used in Operating Activities	(530,163)

Cash Flows From Investing Activities:
Cash deposited into Trust account	(173,362,500)
Net Cash Used in Investing Activities	(173,362,500)

Cash Flows From Financing Activities:
Proceeds from Initial Public Offering	172,500,000
Proceeds from private placement	4,700,000
Repayment to related party	(55,750)
Payment of offering costs	(2,965,130)
Net Cash Provided by Financing Activities	174,179,120

Net change in cash	286,457
Cash at beginning of period	-
Cash at end of period	$286,457
Supplemental Schedule of Non-Cash Financing Activities:
Non cash deferred underwriting commission	$6,000,000
Deferred offering costs included in accrued expenses at the Initial Public Offering	$74,889
Accretion of carrying value to redemption value	$16,552,080

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

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from November 11, 2025 (inception) through September 30, 2026, relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below and, after our Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.05 per Public Share, plus any pro rata interest then in the Trust Account), net of taxes payable for the Company’s income taxes (“Permitted Withdrawals”). There will be no redemption rights upon the completion of a Business Combination with respect to the Private Placement Units. The Public Shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination only if the Company receives an ordinary resolution under Cayman Islands law approving a Business Combination, being the affirmative vote of the holders of a simple majority of the Class A ordinary shares, par value $0.0001 (the “Class A ordinary shares”) and the Class B ordinary shares, par value $0.0001 (the “Class B ordinary shares,” and together with the Class A ordinary shares, the “ordinary shares”) who, being entitled to do so, vote in person or by proxy at a general meeting of the Company, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Articles”), conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor and the Company’s officers and directors have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting and, if they do vote, irrespective of whether they vote for or against the proposed Business Combination.

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

If the Company has not completed a Business Combination within 15 months from the closing of the Initial Public Offering (the “Combination Period”) or by such earlier liquidation date as the Company’s board of directors (the “Board of Directors”) may approve, subject to applicable law and the Company does not otherwise seek shareholder approval to amend its amended and restated memorandum and articles of association to extend the time to complete an initial business combination, the Company will (1) cease all operations except for the purpose of winding up, (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to pay the Permitted Withdrawals, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (3) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants and rights, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Going Concern Considerations

As of September 30, 2026, the Company had cash of $286,457 and a working capital of $391,731.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern”, the Company has until July 8, 2027 to consummate a Business Combination. The Company has no approved plan in place to extend the business combination deadline beyond July 8, 2027 if the Company does not complete a Business Combination within that timeframe. If a Business Combination is not consummated by July 8, 2027, there will be a mandatory liquidation and subsequent dissolution of the Company. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company anticipates that the cash held outside of the Trust Account of $286,457 will not be sufficient to allow the Company to operate in the next twelve months. Management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 8, 2027.

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

The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2026 and December 31, 2025.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit and a demand deposit account held in the trust with a financial institution, which, at times, may exceed the Securities Investor Protection Corporation (“SIPC”) limit. As of September 30, 2026, the cash held in the trust in excess of the FDIC limit was $175,566,361. As of September 30, 2026, the operating cash held in excess of the FDIC limit was $36,457. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s unaudited condensed financial statements.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering” and Topic 5T – “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s).”

Deferred offering costs consist of costs incurred in connection with preparation for the Initial Public Offering, which include professional and registration fees incurred. Deferred offering costs, together with the underwriting discounts and commissions, were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. As of September 30, 2026 and December 31, 2025 the Company had deferred offering costs of $0 and $104,903, respectively.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except per share amounts):

	Three Months Ended
	September 30, 2026
	Redeemable ordinary shares	Non-Redeemable ordinary shares
Basic and diluted net income (loss) per ordinary share numerator:
Interest income	$1,538,596	$-
Less: Allocation of expenses	(74,734)	(26,948)
Total	$1,463,862	$(26,948)

Basic and diluted net income (loss) per ordinary share denominator:
Weighted-average ordinary shares outstanding	17,250,000	6,220,000
Basic and diluted net income (loss) per ordinary share	$0.08	$(0.00)

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except per share amounts):

	Nine Months Ended
	September 30, 2026
	Redeemable ordinary shares	Non-Redeemable ordinary shares
Basic and diluted net income (loss) per ordinary share numerator:
Interest income	$2,974,675	$-
Less: Allocation of expenses	(297,105)	(162,590)
Total	$2,677,570	$(162,590)

Basic and diluted net income (loss) per ordinary share denominator:
Weighted-average ordinary shares outstanding	11,057,692	6,051,282
Basic and diluted net income (loss) per ordinary share	$0.24	$(0.03)

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the issuance date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the unaudited condensed balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the unaudited condensed balance sheet date.

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

Class A Ordinary Shares Subject to Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, “Distinguishing Liabilities from Equity”, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

The Class A ordinary shares subject to redemption reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$172,500,000
Less: Proceeds allocated to public warrants	(2,611,113)
Less: Proceeds allocated to public rights	(1,331,579)
Less: Class A ordinary share issuance costs	(8,772,213)
Add: Remeasurement of carrying value to redemption value	15,013,484
Class A ordinary shares subject to possible redemption – June 30, 2026	174,798,579
Add: Remeasurement of carrying value to redemption value	1,538,596
Class A ordinary shares subject to possible redemption – September 30, 2026	$176,337,175

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

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company in a private placement sold 470,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit (the “Private Placement”), for an aggregate purchase price of $4,700,000. Each Private Placement Unit consisting of one Class A ordinary share (the “Private Placement Shares”), one warrant (the “Private Placement Warrants”) and one right to receive one-fifth (1/5) of a Class A ordinary share upon the consummation of an initial Business Combination (“Private Placement Right”). Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). $862,500 of the proceeds from the sale of the Private Placement Units was added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants and Private Placement Rights will expire worthless. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) and the Private Placement Rights (including the Class A ordinary shares issuable upon conversion of the Private Placement Rights) will not be transferable, assignable or salable until 30 days after the completion of an initial Business Combination, subject to certain exceptions.

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

On February 19, 2026 and February 20, 2026, the Sponsor transferred 50,000 Founder Shares to each of the Company’s independent directors (an aggregate of 200,000 Founder Shares) and 80,000 Founder Shares to the Company’s Chief Operating Officer, respectively, in each case, at the original purchase price of approximately $0.003 per share. On March 31, 2026, the Company’s former Chief Operating Officer transferred 20,000 Founder Shares to the Sponsor at a purchase price of $0.004 per share. In October 2026, in connection with their resignations, the former Chief Operating Officer and a former independent director forfeited 36,000 and 50,000 Founder Shares, respectively, which were transferred back to the Sponsor. As a result, as of the date of this Quarterly Report, the Sponsor holds 5,576,000 Founder Shares (after the forfeiture of certain Founder Shares due to resignations in October 2026), each of the Company’s three remaining independent directors holds 50,000 Founder Shares and the Company’s former Chief Operating Officer holds 24,000 Founder Shares. The Founder Shares transferred to the independent directors and the former Chief Operating Officer were not subject to forfeiture in the event the underwriters’ over-allotment option was not exercised. The shares were transferred in connection with services to be provided as public company directors or officers. The estimated fair value of these shares was $330,000 as of April 8, 2026, the closing date of the Initial Public Offering. The fair value of shares will be recognized as an expense when the initial business combination is probable.

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

General and Administrative Services

The Company entered into an agreement, commencing on the date the Company’s securities were first listed on Nasdaq through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor or an affiliate thereof a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. Expenses incurred under the agreement were $30,000 and $60,000, respectively, for the three and nine months ended September 30, 2026. Unpaid fees were $0 and $0, respectively, as of September 30, 2026 and December 31, 2025.

Financial and Accounting Services

On November 19, 2025, the Company entered into an agreement (the “Brio Agreement”) with Brio Financial Group (“Brio Financial”), pursuant to which Brio Financial will provide certain financial and accounting services to the Company, including, but not limited to, assisting the Company with developing and documenting a monthly and quarterly accounting closing process, preparing financial statements, maintaining the Company’s accounting system and its internal debt and equity ledgers, preparing the Management Discussion and Analysis of Financial Condition and Results of Operations portion of quarterly and annual reports, and assisting the Company in connection with the Initial Public Offering. Under the Brio Agreement, the Company agreed to pay Brio Financial a fixed price of $22,500 for initial services, $7,000 per S-1 amendment, subject to a cap of $14,000, $7,500 for the IPO Form 8-K filing, $7,000 for each filing on Form 10-Q and $12,500 for each filing on Form 10-K. Additionally, the Company agreed to pay a fixed monthly rate of $6,000 for Chief Financial Officer services provided by Ian Rhodes. Pursuant to the terms of the Brio Agreement, Mr. Rhodes will be compensated for travel and other out-of-pocket costs and will be entitled to indemnification and director and officer insurance. Either the Company or Brio Financial may terminate the Brio Agreement at any time, for any reason, upon 10 days’ written notice to the other party. Mr. Rhodes is a Director at Brio Financial but otherwise does not hold any ownership interest in Brio Financial. Expenses incurred under the Brio Agreement were $25,500 and $89,000, for the three and nine months ended September 30, 2026. Unpaid fees were $0, as of September 30, 2026 and December 31, 2025.

Unsecured Promissory Note

The Sponsor agreed to loan the Company up to $300,000 under an unsecured promissory note to be used for a portion of the expenses of the Initial Public Offering. These loans were non-interest bearing, unsecured and were due upon the earlier of June 30, 2026, the closing of the Initial Public Offering, or an earlier event of default. The promissory note was settled in full at the closing of the Initial Public Offering and is no longer available to the Company. No amounts were outstanding under the promissory note as of September 30, 2026 or December 31, 2025.

Related party payable

The Sponsor has paid certain expenses on behalf of the Company. As of September 30, 2026 and December 31, 2025, the balance due the related party was $0 and $55,750, respectively.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. The units would be identical to the private placement units sold in the private placement. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2026 and December 31, 2025, no Working Capital Loan agreement had been entered into and no amounts were outstanding.

Legal and Consulting Services

LawVisory PLLC (“LawVisory”), a law firm founded and managed by Jeffrey Smith, the Company’s Chairman, Chief Executive Officer and President, has provided legal and consulting services to the Company, billed at LawVisory’s standard rates for unaffiliated clients, and receives reimbursement of reasonable expenses. Mr. Smith bills no time and receives no fees for services he provides to the Company, although as LawVisory’s founder and managing attorney he has an indirect economic interest in amounts paid to the firm. No services were provided prior to the Initial Public Offering. Fees for services provided by LawVisory, at its standard rates, for the period from the Initial Public Offering through September 30, 2026 and for the three months ended September 30, 2026, were $14,851 and $0, respectively. LawVisory has waived all such fees and, accordingly, the Company did not recognize any expense for such services and had no liability to LawVisory as of September 30, 2026.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Shares, Private Placement Warrants, Private Placement Units and units that may be issued upon conversion of Working Capital Loans (and any underlying securities) and Private Placement Rights will be entitled to registration rights pursuant to a registration rights agreement entered into on April 6, 2026 requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Capital Markets Advisory Agreement

On May 28, 2026, the Company entered into a capital markets advisory agreement (the “Advisory Agreement”) with the representative of the underwriters, ARC Group Securities LLC (“ARC Group”), to serve as its capital markets advisor during a 90 calendar day period, commencing on May 28, 2026, which expired on August 26, 2026. As compensation for ARC Group’s services, the Company paid and recorded an expense to ARC Group a fee of $120,000 during the nine months ended September 30, 2026. There was no unpaid balance as of September 30, 2026. If a private placement takes place, ARC Group will be entitled to a transaction fee, payable in cash, equal to 4% of the fair market value of all of the consideration (including, without limitation, cash and contingent payments) paid by investors for the Company’s securities issued in connection with a private placement transaction before the deduction of expenses related to a private placement transaction, including the fee payable to ARC Group. ARC Group is also entitled to reimbursement of certain incurred expenses. The Company also granted ARC Group a right of first refusal through August 26, 2027 to act as the lead placement agent in the case of any private placement of the Company’s equity, debt or equity-linked securities in connection with the initial Business Combination in the Advisory Agreement.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2026 and December 31, 2025, there were 470,000 and 0 Class A Ordinary Shares issued and outstanding respectively, excluding 17,250,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. On March 31, 2026, the Sponsor surrendered, for no consideration, 3,833,333 founder shares. Amounts have been retroactively restated to reflect the surrendered shares. As of September 30, 2026 and December 31, 2025, there were 5,750,000 Class B ordinary shares issued and outstanding, up to 750,000 of which were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. The underwriter fully exercised the over-allotment option on April 8, 2026. As such, no Class B ordinary shares were forfeited.

Only holders of the Class B ordinary shares will have the right to vote on the appointment of directors prior to the Business Combination. Holders of ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as otherwise required by law. In connection with the Company’s initial Business Combination, it may enter into a shareholders agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of the Initial Public Offering.

The Founder Shares are designated as Class B ordinary shares and will automatically convert at a ratio of one-for-one into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have redemption rights or be entitled to liquidating distributions from the Trust Account if the Company does not consummate an initial Business Combination) at the time of the Company’s initial Business Combination, or earlier at the option of the holder, subject to adjustment as provided in the Articles; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis. The Articles provide that, notwithstanding the foregoing, in the case that additional Class A ordinary shares or any other equity-linked securities are issued, or deemed issued, by the Company in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, all Class B ordinary shares in issue shall automatically convert into Class A ordinary shares at the time of the closing of a Business Combination at a ratio that will be adjusted (unless the holders of a majority of the Class B ordinary shares in issue agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, on an as-converted basis, in the aggregate, 25% of the sum of all Class A ordinary shares and Class B ordinary shares in issue upon completion of the Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination and any private placement units issued to the Sponsor or its affiliates upon conversion of working capital loans made to the Company.

NOTE 8 — WARRANTS AND RIGHTS

As of September 30, 2026 and December 31, 2025, there were 17,720,000 warrants (consisting of 17,250,000 Public Warrants and 470,000 Private Placement Warrants) and no warrants outstanding, respectively. The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its best efforts to file, and within 60 business days following a Business Combination to have declared effective, a registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. Notwithstanding the above, if the Class A ordinary share is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

If the Company calls the warrants for redemption as described in this paragraph, its management will have the option to require any holder that wishes to exercise their warrant following the notice of redemption to do so on a cashless basis. In the case of such a cashless exercise, each holder would pay the exercise price by surrendering the Public Warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” less the exercise price of the warrants by (y) the fair market value. The “fair market value” as used in the preceding sentence shall mean the average reported last sale price of the Class A ordinary shares for the five trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of the public warrants. If its management takes advantage of this option, the notice of redemption will contain the information necessary to calculate the number of Class A ordinary shares to be received upon exercise of the warrants, including the “fair market value” in such case.

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

Rights

As of September 30, 2026 and December 31, 2025, there were 17,720,000 rights (consisting of 17,250,000 Public Rights and 470,000 Private Placement Rights) and no rights outstanding, respectively. Each holder of a right will receive one-fifth (1/5) of one Class A ordinary share upon the consummation of an initial Business Combination, without paying additional consideration. No fractional shares will be issued upon conversion of the rights. If the Company is unable to complete a Business Combination within the Combination Period and liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. The rights are governed by the Rights Agreement dated April 6, 2026 between the Company and Efficiency Inc., as rights agent.

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

The market assumptions used to determine fair value were as follows:

As of April 8, 2026
Term	5 years
Dividends	$0
Risk Free Rate	3.92%
Probability of an Initial Business Combination	19.00%
Volatility	5.00%

The fair value of the Public and Private Rights is measured under Level 3 inputs in the fair value hierarchy as of April 8, 2026.

The Public Rights have been classified within shareholders’ deficit and will not require remeasurement after issuance.

The market assumptions used to determine fair value were as follows:

As of April 8, 2026
Market adjustment (1)	19.00%

(1)	Includes probability of an Initial Business Combination and other factors

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date through November 13, 2026, the date that the unaudited condensed financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, except as noted below.

On October 13, 2026, Anna Brunelle resigned as a member of the Board of Directors and of its audit committee and compensation committee. On October 14, 2026, the Board appointed Christopher Valentine, an existing director, to serve as a member of the audit committee. In connection with her resignation, on October 13, 2026 Ms. Brunelle forfeited her 50,000 Founder Shares to the Sponsor at the original purchase price of $0.003 per share pursuant to her securities assignment agreement with the Sponsor.

On October 14, 2026, Tom Watson resigned as Chief Operating Officer of the Company. In connection with his resignation, on October 14, 2026, Mr. Watson forfeited 36,000 Founder Shares to the Sponsor for no consideration pursuant to his securities assignment and forfeiture agreement with the Sponsor, and continues to hold 24,000 Founder Shares.

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

Restatement

Management identified certain errors in our unaudited condensed financial statements and other financial data included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, filed with the SEC on August 20, 2026 (the “Q2 10-Q”), including the portion of proceeds from the sale of the private placement units contributed to the trust account in Note 4, and the number of private placement units, outstanding Class A ordinary shares subject to possible redemption and warrants previously reported in Notes 4, 7 and 8, respectively. As a result of the foregoing, on October 14, 2026, the audit committee of the Company’s board of directors concluded, after discussion with management, that our previously issued unaudited condensed financial statements and other financial data included in the Q2 10-Q should be restated to correct the foregoing errors and should no longer be relied upon. As such, we restated our financial statements for the Q2 10-Q in Amendment No. 1 to our Q2 10-Q, which was filed with the SEC on October 16, 2026 (the “Restatement”). The restatement corrected disclosures in the notes and did not change amounts in the condensed balance sheet or the condensed statements of operations, changes in shareholders’ deficit or cash flows.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 11, 2025 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on funds held in the trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had net income of $1,436,914, which consisted of investment income on investments held in Trust of $1,538,596, partially offset by formation and operating expenses of $101,682.

For the nine months ended September 30, 2026, we had net income of $2,514,980, which consisted of investment income on investments held in Trust, net of fees, of $2,974,675, partially offset by formation and operating expenses of $459,695.

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

For the nine months ended September 30, 2026, cash used in operating activities was $530,163, which consisted of net income of $2,514,980, offset by investment income on investments held in Trust, net of bank fees, of $2,974,675 and the net change in operating assets and liabilities of $(70,468).

For the nine months ended September 30, 2026, cash used in investing activities was $173,362,500, which consisted of the funds deposited into the Trust.

For the nine months ended September 30, 2026, cash provided by financing activities was $174,179,120, which consisted of the proceeds from the Initial Public Offering and private placement, partially offset by offering costs.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. The units would be identical to the private placement units sold in the private placement. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2026 and December 31, 2025, no Working Capital Loan agreement had been entered into and no amounts were outstanding.

Going Concern

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern”, the Company has until July 8, 2027 to consummate a Business Combination. We have no approved plan in place to extend the business combination deadline beyond July 8, 2027 if we do not complete a Business Combination within that timeframe. If a Business Combination is not consummated by July 8, 2027, there will be a mandatory liquidation and subsequent dissolution of the Company. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company anticipates that the cash held outside of the Trust Account of $286,457 will not be sufficient to allow the Company to operate in the next twelve months. Management has determined that these conditions raise substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance of these unaudited condensed financial statements. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after July 8, 2027.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Capital Markets Advisory Agreement

On May 28, 2026, we entered into a capital markets advisory agreement (the “Advisory Agreement”) with the representative of the underwriters, ARC Group Securities LLC (“ARC Group”), to serve as our capital markets advisor during a 90 calendar day period, commencing on May 28, 2026, which expired on August 26, 2026. As compensation for ARC Group’s services, we paid ARC Group a fee of $120,000, which was earned and payable upon execution of the Advisory Agreement. If a private placement takes place, ARC Group will be entitled to a transaction fee, payable in cash, equal to 4% of the fair market value of all of the consideration (including, without limitation, cash and contingent payments) paid by investors for the Company’s securities issued in connection with a private placement transaction before the deduction of expenses related to a private placement transaction, including the fee payable to ARC Group. ARC Group is also entitled to reimbursement of certain incurred expenses. We also granted ARC Group a right of first refusal through August 26, 2027 to act as the lead placement agent in the case of any private placement of the Company’s equity, debt or equity-linked securities in connection with the initial Business Combination in the Advisory Agreement.

Financial and Accounting Services

On November 19, 2025, we entered into an agreement (the “Brio Agreement”) with Brio Financial Group (“Brio Financial”), pursuant to which Brio Financial provides certain financial and accounting services to the Company. Under the Brio Agreement, the Company agreed to pay Brio Financial a fixed price of $22,500 for initial services, $7,000 per S-1 amendment, subject to a cap of $14,000, $7,500 for the IPO Form 8-K filing, $7,000 for each filing on Form 10-Q and $12,500 for each filing on Form 10-K. Additionally, the Company agreed to pay a fixed monthly rate of $6,000 for Chief Financial Officer services provided by Ian Rhodes. Pursuant to the terms of the Brio Agreement, Mr. Rhodes will be compensated for travel and other out-of-pocket costs and will be entitled to indemnification and director and officer insurance. Either the Company or Brio Financial may terminate the Brio Agreement at any time, for any reason, upon 10 days’ written notice to the other party. Mr. Rhodes is a Director at Brio Financial but otherwise does not hold any ownership interest in Brio Financial. Expenses incurred under the Brio Agreement were $25,500 and $89,000, respectively, for the three and nine months ended September 30, 2026. Unpaid fees were $0, as of September 30, 2026 and December 31, 2025.

Legal and Consulting Services

LawVisory PLLC (“LawVisory”), a law firm founded and managed by Jeffrey Smith, the Company’s Chairman, Chief Executive Officer and President, has provided legal and consulting services to the Company, billed at LawVisory’s standard rates for unaffiliated clients, and receives reimbursement of reasonable expenses. Mr. Smith bills no time and receives no fees for services he provides to the Company, although as LawVisory’s founder and managing attorney he has an indirect economic interest in amounts paid to the firm. No services were provided prior to the Initial Public Offering. Fees for services provided by LawVisory, at its standard rates, for the period from the Initial Public Offering through September 30, 2026 and for the three months ended September 30, 2026, were $14,851 and $0, respectively. LawVisory has waived all such fees and, accordingly, the Company did not recognize any expense for such services and had no liability to LawVisory as of September 30, 2026.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2026, we did not have any critical accounting estimates.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the quarterly period ended September 30, 2026, due to material weaknesses in internal control over financial reporting related to (i) the identification, approval and disclosure of related party transactions, (ii) the review of accrued and related party liabilities and (iii) the identification of certain errors that led to the Restatement, as described under “Restatement” in Part I, Item 2 of this Quarterly Report.

Changes in Internal Control over Financial Reporting

Other than the remediation activities described below, there was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have identified material weaknesses in our internal control over financial reporting as of September 30, 2026. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may materially and adversely affect our business and operating results.

Our management and our audit committee concluded that a disclosure in regard to related parties was not disclosed within the notes to our financial statements. As a result, we identified a material weakness in our internal controls over financial reporting. See “Note 5-Related Parties – Legal and Consulting Services” to our financial statements included elsewhere in this Quarterly Report for a discussion about the related party transaction. In addition, our management identified material weaknesses in internal controls related to the review of accrued and related party liabilities and the identification of certain errors that led to the Restatement, as described under “Restatement” in Part I, Item 2 of this Quarterly Report. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2026, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of Regulation S-K.

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

APOGEE ACQUISITION CORP

Date: November 13, 2026	By:	/s/ Jeffrey Smith
	Name:	Jeffrey Smith
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026
	By:	/s/ Ian Rhodes
	Name:	Ian Rhodes
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)